Form 10QSB
period 2006-12-31
Western Hemisphere Mining CORP
filed 2007-02-26
CIK 1383064

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-139266

WESTERN HEMISPHERE MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0502509
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4861 Cambridge Street
Burnaby, British Columbia
Canada V5C 1H9
(Address of principal executive offices)

(604) 451-6841
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of February 22, 2007, the total number of shares issued and outstanding is: 5,645,000.

=============================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

Western Hemisphere Mining Corporation
(An Exploration Stage Company)

December 31, 2006

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
	December 31,	June 30,
	2006	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	656	558
Taxes recoverable	–	9,273
Total Assets	656	9,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable	30,747	19,930
Accrued liabilities	–	1,955
Notes payable (Note 4)	22,250	22,258
Due to related parties (Note 5(a))	320,260	316,324
Total Liabilities	373,257	360,467

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ Deficit
Common Stock
Authorized: 100,000,000 shares, par value $0.00001
Issued and outstanding: 5,645,000 shares	57	57

Additional Paid-in Capital	12,195	12,195

Donated Capital (Notes 5(b) and (c))	56,875	51,031

Accumulated Other Comprehensive Loss	(43,078)	(57,963)

Deficit Accumulated During the Exploration Stage	(398,650)	(355,956)

Total Stockholders’ Deficit	(372,601)	(350,636)

Total Liabilities and Stockholders’ Deficit	656	9,831

The accompanying notes are an integral part of these financial statements

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated
	from April 5,
	2001
	(Date of	For the		For the
	Inception) to	Three Months Ended		Six Months Ended
	December 31,	December 31,		December 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Consulting	10,994	–	–	–	–
Foreign exchange loss (gain)	(1,488)	2,040	901	1,903	(282)
General and administrative	2,508	59	82	128	376
Management fees (Note 5)	51,705	2,636	2,559	5,313	5,051
Impairment of mineral property costs	93,686	–	–	–	–
Mineral property costs	174,767	6,086	–	6,086	–
Rent (Note 5)	5,170	263	256	531	505
Professional fees	61,309	23,488	3,000	28,732	3,000
Total Operating Expenses	398,650	34,572	6,798	42,693	8,650

Net Loss	(398,650)	(34,572)	(6,798)	(42,693)	(8,650)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(43,078)	16,801	(1,503)	14,885	(16,066)

Comprehensive Loss	(441,728)	(17,771)	(8,301)	(27,808)	(24,716)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		5,645,000	5,645,000	5,645,000	7,855,000

The accompanying notes are an integral part of these financial statements

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)
	For the	For the
	Six Months Ended	Six Months Ended
	December 31, 2006	December 31, 2005
	$	$
Operating Activities

Net loss for the period	(42,693)	(8,650)

Adjustments to reconcile net loss to net cash used by
operating activities:
Donated services and rent	5,844	5,556

Changes in operating assets and liabilities:
Taxes recoverable	8,910	–
Accounts payable and accrued liabilities	9,719	2,408
Net Cash Used by Operating Activities	(18,220)	(686)

Cash Flows from Financing Activities
Advances from a related party	16,333	–
Repayments to related parties	–	(9,308)
Net Cash Provided by (Used in) Financing Activities	16,333	(9,308)
Effect of exchange rate changes on cash	1,985	561
Increase (Decrease) in Cash	98	(9,433)

Cash – Beginning of Period	558	11,499
Cash – End of Period	656	2,066

Non-cash Investing and Financing Activities:
Stock issued to settle debt	–	2

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	Exploration Stage Company

Western Hemisphere Mining Corporation (the “Company”) was incorporated in the State of Nevada, on April 5, 2001. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims. Refer to Note 3 for the acquisition of mineral claims.

The Company has been in the exploration stage since its formation in April 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. At December 31, 2006, the Company has a working capital deficiency of $372,601, and has accumulated losses from inception to December 31, 2006, totalling $398,650. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On December 12, 2006, the Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to offer a minimum of 5,000,000 shares of common stock and a maximum 10,000,000 shares of common stock at a price of $0.02 per share. The offering is expected to raise minimum proceeds of $65,000 and maximum proceeds of $165,000, net of offering costs. If the Company does not receive subscriptions for a minimum of 5,000,000 shares within 270 days of the effective date, the Company will return all proceeds received in the offering to the investors, without interest. The SB-2 was declared effective on January 10, 2007.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, stock-based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	e)	Deferred Offering Costs

The Company defers costs associated with the offering of shares from treasury. These costs will be netted against proceeds from related share issuances. If the share offering fails to complete, the costs will be charged to operations.

	f)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	g)	Financial Instruments

The fair values of financial instruments, which include cash, taxes recoverable, accounts payable, accrued liabilities, notes payable and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	i)	Taxes Recoverable

The Company qualifies for mineral exploration assistance programs associated with the exploration and development of mineral properties located in Quebec, Canada. Recoverable amounts are offset against deferred exploration and development costs incurred when the Company has complied with the terms and conditions of the program and the recovery is reasonably assured.

	j)	Income Taxes

The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	k)	Mineral Property Costs

The Company has been in the exploration stage since its formation in April 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and December 31, 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	n)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. The Company has not issued any stock options since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share, as a result of adopting SFAS No. 123R.

	o)	Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

o)

Recent Accounting Pronouncements measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position or results of operations.

3.	Mineral Properties

a)

In January 2001, the Company acquired, by staking, a 100% interest in the Lac Aigneau, comprising 1,451 contiguous mineral claims located in Northern Quebec, Canada. The Company has recognized an impairment loss of $86,501 of mineral property acquisition costs as it has terminated its interests in this property.

b)

On February 15, 2006 the Company acquired a 100% interest in three mineral claims in British Columbia, Canada in consideration of $7,184. The claims are held in trust on behalf of the Company by the seller.

In return for deliverance of full title, the Company has agreed to pay all costs required to keep the property in good standing with the Province of British Columbia for three years, and to complete a feasibility study within five years. The property is subject to a 5% Net Smelter Royalty that can be reduced to 2.5% upon payment to the seller of $500,000 cash or the equivalent stock. The Company has recognized an impairment loss of $7,185 of mineral property acquisition costs, as it has not yet been determined whether there are proven or probable reserves on the property.

4.	Notes Payable

As at December 31, 2006, the Company had outstanding notes payable of $22,250 (June 30, 2006 - $22,258). These notes are unsecured, non-interest bearing and due on demand.

5.	Related Party Transactions / Balances

a)

As at December 31, 2006, the Company was indebted to the President for $257 (June 30, 2006 - $268), and a significant shareholder of the Company for $320,003 (June 30, 2006 - $316,056) for expenses paid on behalf of the Company and cash funding of operations. These amounts are non-interest bearing, unsecured and due on demand.

b)

During the six month period ended December 31, 2006, management services with a fair value of $5,313 (2005 - $5,051) was contributed by the President of the Company. The amount was charged to operations and treated as donated capital.

c)

During the six month period ended December 31, 2006, rent with a fair value of $531 (2005 - $505) was contributed by the President of the Company. The amount was charged to operations and treated as donated capital for the use of the Company’s head office, which is provided at no cost by the President.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of our report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount from our public offering. We will not begin exploration of the property until we raise money from our offering. We believe we will need to raise the minimum gross amount in this offering of $65,000, net of offering costs of $35,000, in order to remove uncertainties surrounding our ability to continue as a going concern. Minimum net proceeds $65,000 will allow us to conduct our exploration program. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially mineable deposit or reserve for extraction which is not already in production. If we do not find mineralized material, we will cease operations.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves through the use of mining engineers.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

     In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow and, if we find mineralized material we will spend the balance of the year creating a program for development of the property. If we do not find mineralized material at the conclusion of our exploration program, we will cease operations.

Milestones

The following are our milestones:

1.	0-90 days after completion of the offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2.

90-180 days after completion of the offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.

180-210 days after completion of the offering. Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground.  If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

     The cost of the subcontractors is included in the cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section - Plan of Operations of our prospectus. All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must conduct the research and exploration of the property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on April 5, 2001 to December 31, 2006

     We will be exploring one property containing three claims. The property has been staked and will begin our exploration plan upon completion of our public offering.

     Since inception, Caisey Harlingten, one of our directors has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Harlingten since inception on April 5, 2001 is $320,003.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least $65,000 of net proceeds. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our sole officer and our directors are willing to commit to loan us money for our operations until this offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     As of the date of this report, we have yet to begin operations and therefore we have not generated any revenues from our business operations.

     Since inception, we have issued 10,545,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock, in consideration of $5,000 cash. In June 2005, we repurchased 4,900,000 shares in consideration of the payment of $49. Currently there are 5,645,000 shares of common stock outstanding.

     As at December 31, 2006, our total assets were $656 and our total liabilities were $373,257.

ITEM 3. CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     (b)  Changes in Internal Controls over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 10, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-139266) permitting us to offer up to 10,000,000 shares of common stock at $0.02 per share. There is no underwriter involved in our public offering. As of February 22, 2007, we have not sold any shares.

ITEM 6.     EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2007.

WESTERN HEMISPHERE MINING CORPORATION

BY: GRAHAM HUGHES
Graham R. Hughes
President, Principal Executive Officer, Secretary,
Treasurer, Principal Financial Officer, Principal
Accounting Officer, and a member of the Board of
Directors