Form 10QSB
period 2007-03-31
Western Hemisphere Mining CORP
filed 2007-05-15
CIK 1383064

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

As of May 14, 2007, the total number of shares issued and outstanding is: 5,645,000.

===================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
March 31, 2007

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	March 31, 2007 $	June 30, 2006 $

ASSETS

Current Assets

Cash	176	558
Taxes recoverable	-	9,273

Total Assets	176	9,831

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	37,061	19,930
Accrued liabilities	1,741	1,955
Notes payable (Note 4)	22,250	22,258
Due to related parties (Note 5(a))	330,747	316,324

Total Liabilities	391,799	360,467

Commitments and Contingencies (Note 1)

Stockholders' Deficit

Common Stock
Authorized: 100,000,000 shares, par value $0.00001 Issued and outstanding: 5,645,000 shares	57	57

Additional Paid-in Capital	12,195	12,195

Donated Capital (Notes 5(b) and (c))	59,695	51,031

Accumulated Other Comprehensive Loss	(46,552)	(57,963)

Deficit Accumulated During the Exploration Stage	(417,018)	(355,956)

Total Stockholders' Deficit	(391,623)	(350,636)

Total Liabilities and Stockholders' Deficit	176	9,831

The accompanying notes are an integral part of these financial statements

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from April 5, 2001 (Date of Inception) to March 31,	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Consulting	10,994	-	-	-	-
Foreign exchange loss (gain)	(637)	851	(234)	2,754	(516)
General and administrative	2,997	489	65	617	441
Impairment of mineral property costs	93,686	-	-	-	-
Management fees (Note 4)	54,268	2,563	2,682	7,876	7,733
Mineral property costs	174,695	(72)	7,183	6,014	7,183
Rent (Note 4)	5,427	257	268	788	773
Professional fees	75,588	14,280	6,776	43,013	9,776

Total Operating Expenses	417,018	18,368	16,740	61,062	25,390

Net Loss	(417,018)	(18,368)	(16,740)	(61,062)	(25,390)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	(46,552)	(3,474)	412	11,411	(15,654)

Comprehensive Loss	(463,570)	(21,842)	(16,328)	(49,651)	(41,044)

Net Loss Per Share - Basic and Diluted		-	-	(0.01)	-

Weighted Average Shares Outstanding		5,645,000	5,645,000	5,645,000	7,129,000

The accompanying notes are an integral part of these financial statements

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Nine Months Ended March 31, 2007	For the Nine Months Ended March 31, 2006
	$	$

Operating Activities

Net loss for the period	(61,062)	(25,390)

Adjustments to reconcile net loss to net cash used by operating activities:
Donated capital	8,664	8,506

Changes in operating assets and liabilities:
Taxes recoverable	8,986	-
Accounts payable and accrued liabilities	17,593	15,239

Net Cash Used in Operating Activities	(25,819)	(1,645)

Cash Flows from Financing Activities

Advances from a related party	24,199	-
Repayments to related parties	-	(9,299)

Net Cash Provided by (Used in) Financing Activities	24,199	(9,299)

Effect of exchange rate changes on cash	1,238	427

Increase (Decrease) in Cash	(382)	(10,517)

Cash - Beginning of Period	558	11,499

Cash - End of Period	176	982

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

1.	Exploration Stage Company

Western Hemisphere Mining Corporation (the "Company") was incorporated in the State of Nevada, on April 5, 2001. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business plan is to acquire, explore and develop mineral properties and ultimately seek earnings by exploiting mineral claims. Refer to Note 3 for the acquisition of mineral claims.

The Company has been in the exploration stage since its formation in April 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. At March 31, 2007, the Company has a working capital deficiency of $391,623, and has accumulated losses from inception to March 31, 2007, totalling $417,018. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern.

On December 12, 2006, the Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities and Exchange Commission to offer a minimum of 5,000,000 shares of common stock and a maximum 10,000,000 shares of common stock at a price of $0.02 per share. The offering is expected to raise minimum proceeds of $65,000 and maximum proceeds of $165,000, net of offering costs. If the Company does not receive subscriptions for a minimum of 5,000,000 shares within 270 days of the effective date, the Company will return all proceeds received in the offering to the investors, without interest. The SB-2 was declared effective on January 10, 2007.

2.	Summary of Significant Accounting Policies
	a)	Basis of Presentation

These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company's fiscal year-end is June 30.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company' s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.
	d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, stock-based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company' s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
	e)	Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	f)	Financial Instruments

The fair values of financial instruments, which include cash, taxes recoverable, accounts payable, accrued liabilities, notes payable and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	g)	Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
	h)	Taxes Recoverable

The Company qualifies for mineral exploration assistance programs associated with the exploration and development of mineral properties located in Quebec, Canada. Recoverable amounts are offset against deferred exploration and development costs incurred when the Company has complied with the terms and conditions of the program and the recovery is reasonably assured.

	i)	Income Taxes

The Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Mineral Property Costs

The Company has been in the exploration stage since its formation in April 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	k)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and March 31, 2006, the Company's only component of comprehensive loss was foreign currency translation adjustments.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)
	l)	Basic and Diluted Net Income (Loss) Per Share

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

	m)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. The Company has not issued any stock options since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share, as a result of adopting SFAS No. 123R.

	n)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity' s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)
(Unaudited)

3.	Mineral Properties

In January 2001, the Company acquired, by staking, a 100% interest in the Lac Aigneau, comprising 1,451 contiguous mineral claims located in Northern Quebec, Canada. The Company has recognized an impairment loss of $86,501 of mineral property acquisition costs as it has terminated its interests in this property.

On February 15, 2006, the Company acquired a 100% interest in three mineral claims in British Columbia, Canada in consideration of $7,184. The claims are held in trust on behalf of the Company by the seller. In return for deliverance of full title, the Company has agreed to pay all costs required to keep the property in good standing with the Province of British Columbia for three years, and to complete a feasibility study within five years. The property is subject to a 5% Net Smelter Royalty that can be reduced to 2.5% upon payment to the seller of $500,000 cash or the equivalent stock. The Company has recognized an impairment loss of $7,185 of mineral property acquisition costs, as it has not yet been determined whether there are proven or probable reserves on the property.

4.	Notes Payable
As at March 31, 2007, the Company had outstanding notes payable of $22,250 (June 30, 2006 - $22,258). These notes are unsecured, non-interest bearing, and due on demand.
5.	Related Party Transactions / Balances
a)

As at March 31, 2007, the Company was indebted to the President for $260 (June 30, 2006 - $268), and a significant shareholder of the Company for $330,487 (June 30, 2006 - $316,056) for cash funding of operations. These amounts are non-interest bearing, unsecured, and due on demand.

b)

During the nine month period ended March 31, 2007, management services with a fair value of $7,876 (2005 - $7,733) was contributed by the President of the Company. The amount was charged to operations and treated as donated capital.

c)

During the nine month period ended March 31, 2007, rent with a fair value of $788 (2005 - $773) was contributed by the President of the Company. The amount was charged to operations and treated as donated capital for the use of the Company's head office, which is provided at no cost by the President.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

If we are unable to complete any phase of exploration because we don' t have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

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

Results of Operations

From Inception on April 5, 2001 to March 31, 2007

We will be exploring one property containing three claims. The property has been staked and will begin our exploration plan upon completion of our public offering.

Since inception, our directors have paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Harlingten since inception on April 5, 2001 is $330,487.

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

As at March 31, 2007, our total assets were $176 and our total liabilities were $391,799.

ITEM 3. CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)Changes in Internal Controls over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 10, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-139266) permitting us to offer up to 10,000,000 shares of common stock at $0.02 per share. There is no underwriter involved in our public offering. As of May 14, 2007, we have not sold any shares.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15TH day of May, 2007.

WESTERN HEMISPHERE MINING CORPORATION

BY:	GRAHAM R. HUGHES
Graham R. Hughes
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors