Form 10KSB
period 2007-06-30
Western Hemisphere Mining CORP
filed 2007-09-28
CIK 1383064

=============================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-139266

WESTERN HEMISPHERE MINING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0502509
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

     4861 Cambridge Street
Burnaby, British Columbia
Canada V5C 1H9
(Address of principal executive offices, including zip code.)

(604) 451-6841
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

=============================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year June 30, 2007: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2007: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2007: 5,645,000 shares of common stock.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan, that our management is adequate to carry out our business plan and that there will be adequate capital. Since our common stock is considered a “penny stock” company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to us.

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in the State of Nevada on April 5, 2001. We are an exploration stage corporation. As an exploration stage corporation, we are in search of mineral deposits or reserves. We do not own an interest in any property, but merely have the right to conduct exploration activities on one property. The property consists of three mineral claims containing 3,860 acres located in the Alberni Mining Division of British Columbia, Canada. We intend to explore for gold on the property. Our exploration program should take approximately 365 days, weather permitting. If we do not find mineralized material on the property, we do not know what we will do.

      Our administrative office and mailing address is at 4861 Cambridge Street, Burnaby, British Columbia, Canada V5C 1H9. Our registered statutory office is located at 3155 East Patrick Lane, Las Vegas, Nevada 89120. Our telephone number is (604) 451-6841. Our fiscal year end is June 30.

     We have no revenues, have achieved losses since inception, have no operations, and have been issued a going concern opinion. We are relying on the sale of our securities and loans from our officers and directors to fund operations. We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. Currently, we do not intend to acquire other interests in any other mineral properties. Our business plan is solely to explore one mineral property. If we are successful in our initial endeavors, we may look at other exploration situations.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation of economic feasibility is determined.

Background

     In June 2005, we acquired the rights to a mineral property containing three claims known as the Arrow Mineral Claims Property and formerly known as the Skarn 3 Properties. The claims are held in trust for us by Clive Ashworth of Vancouver, BC. In return for deliverance of full title, we have agreed to the following:

1.	To pay the costs required for the property to be kept in good standing with the Province of British Columbia for a minimum of three years.

2.	To have a feasibility study completed within five years to determine the economic potential of the property; and

3.	If we progress to the production stage, then Clive Ashworth is entitled to a 5% NSR (net smelter royalty). This 5% NSR can be reduced by 50% on payment to Clive Ashworth of $500,000 in cash or stock of equal value.

     Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. These ungranted minerals are called Crown minerals. In the 19th century, the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that the minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown, and the Crown owns the surface and minerals.

     Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the province of British Columbia.

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Under the British Columbia Mineral Act, our property interest is a mineral lease. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease and continued vertically downward.

     Our claims to Crown minerals are recorded in the name of Clive Ashworth. Mr. Clive Ashworth will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

     Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. As an American corporation, we cannot hold legal mineral claims. In order to comply with the law, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money due to the legal costs of incorporating a subsidiary corporation and the accounting costs of audited financial statements. Moreover, the likelihood of finding mineralized material is very remote. Accordingly, we have elected not to create a subsidiary, and will only do so if we find mineralized material and determine that it can be economically extracted. In that case, we will form a wholly owned British Columbia subsidiary corporation and Mr. Clive Ashworth will convey title to the property to that subsidiary.

     The property is unencumbered. There are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, i.e., the action of some unaffiliated third party which could affect the property. There are no native land claims that affect title to the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. Accordingly, there is no assurance that a commercially viable mineral deposit, a reserve, exists in the property. In fact, the likelihood that a commercially viable mineral deposit exists is remote.

     We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

     The following is a list of tenure numbers, claims, recording and expiration dates of our claims:

Claim No.	Document Description	Recording	Expiration
507351	Arrow	February 17, 2005	October 28, 2007
507354	Arrow 2	February 17, 2005	October 28, 2007
507348	Arrowroot	February 17, 2005	October 28, 2007

     Our claim consists of 3 contiguous units comprising of a total of 3,860 acres.

     In order to maintain this claims, Mr. Ashworth must pay a fee of CDN$100 per year per claim or we must perform work on the claims. As long as the fee is paid, no work has to be performed to maintain the claims. Mr. Ashworth can renew the claims indefinitely by paying the fee; the amount of the renewal will not increase for the year ending 2007. The renewal fees may increase in 2008. There is no grace period if there is a default on the work or if Mr. Ashworth misses renewing the claim. Mr. Ashworth will not allow the claim to expire as a result of not renewing or failing to perform work on the claim, if mineralized material is found. In the event that our exploration program does not find mineralized material, Mr. Ashworth will allow the claims to expire and we will cease activities. Our officers and directors will personally reimburse Mr. Ashworth for payments made by him to maintain the claim.

     The property was selected because gold and platinum has been discovered in the area. However, that is no assurance that gold or platinum is present on the land we have an interest in.

Location and Access

     The Arrow Mineral Claims property lies approximately 8 km west-southwest of Port Alberni, on central Vancouver Island.

     Access to the northwest corner and southwest part of the property is by vehicle along logging roads off the cross-creek road. The southern logging road runs through the eastern portion of the property and terminates just 30 meters south of the area, giving easy access to the area and the southern part of the property.

MAP 1

MAP 2

MAP 3

Physiography

     Elevation on property ranges from approximately 180 m. above sea level in the southeast corner, to about 690 m. above sea level in the northwest corner. Outcrop varies from sparse to moderate and occurs mainly on rounded knolls and ridges and as subcrop and frostheaved exposures along hillsides.

Property Geology

     The property is underlain by the quartz diorite to granodiorite Alberni pluton in the east part of the property, mafic lavas of the Karmutsen Formation in the central portion and the overlying Quatsino marble along the western margin.

Karmutsen Volcanics

     The main rock type underlying the property is green to dark weathering, variably altered amygdaloidal basalt of the Karmutsen Formation. Mafic volcanic rocks metamorphosed to epidote and chlorite assemblages of prehnite-pumpellyite grade.

Quatsino Marble

     The Quatsino marble comprises of mainly massive to poorly-bedded altered limestone which occurs only as small scattered outcrops along the western edge of the property within the Creek fault.

Intrusive Rocks

     The eastern portion of the property is underlain by granodiorite to quartz diorite of the Alberni pluton. The granodiorite is medium-grained, homogeneous and exhibits a steep.

     Several dykes intruding the Kannutsen volcanics have been identified on the property. The dykes are comprised of andesite, dacite and rhyolite porphyry and clearly post-date the mafic volcanic rocks.

     The dacitic dykes trend north and northwesterly through the mafic volcanics, and andesitic dykes appear to be confined to the south showings area. Both types of dykes have been previously spatially related to localized mineralization.

Mineralization

     Massive lenses and pods are localized within altered mafic basaltic rocks of the Karmutsen volcanics and are spatially related with the intrusion of felsic dykes of probable Tertiary age.

     The south showing is comprised of discrete zones of pyrrhotite, pyrite, and chalcopyrite lenses and stringers, and associated silicification and/or hematization.

History of Previous Work

     The property reflects that exploration has been conducted on it over the years. There are no records indicating an ore body.

Our Proposed Exploration Program

     We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriately spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have enough money or because it is not economically feasible to pursue removing it, we will cease activities and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

     We do not own any real property, but merely have the right to conduct exploration activities on one property.

     We may not have enough money to complete our exploration of the property. If we do not, we will try to raise additional funds from a second public offering, a private placement or through loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease activities.

     We must conduct exploration to determine if any minerals exist on the property and whether, if found, they could be economically extracted and profitably processed.

     The property is undeveloped raw land. Detailed exploration and surveying has not been initiated. To our knowledge, previous exploration activity has not taken place on the property. The property has been staked and physically examined by Mr. Ashworth. Mr. Ashworth examined the surface and took samples. The samples did not reveal any minerals. Mr. Ashworth used a hammer, pick and sack to take samples. While Mr. Ashworth is a prospector, he is not an engineer, and accordingly his area of expertise is limited to geological matters. Mr. Ashworth did not use any previously filed reports on the property. Before gold retrieval can begin, we must explore and find mineralized material. Then we have to determine if it is economically feasible to remove it. Economically feasible means that the costs associated with the removal will not exceed the price at which we can sell the mineralized material. We cannot make that prediction until we find mineralized material.

     Our exploration program is designed to economically explore and evaluate the property. We do not know if we will find mineralized material. The likelihood is remote and we do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a samples of earth. Mr. Graham R. Hughes, our sole officer and a director, and the consultant we hire will determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate activities, proceed with additional exploration of the property, or develop the property. We intend to take our core samples to Geoterrex Limited, analytical chemists, geochemists and registered assayers located in Toronto, Ontario. Neither we nor our officers or directors have any affiliation with Geoterrex. Geoterrex is a registered assayer.

     We estimate the cost of core sampling will be $20.00 per foot drilled. A drilling rig is required to take the core samples. The cost of the drilling rig is included in the drilling cost per foot. We will drill approximately 1,000 linear feet or ten holes. We estimate that it will take up to three months to drill the holes to a depth of 100 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The consultant will be responsible for managing the project, supervising the core sampling, and hiring subcontractors to perform work on the property. Our employees will not have involvement in the work performed, but will be overseeing everything. The total cost for analyzing the core samples will be $3,000.

     The breakdown of estimated times and dollars was made by Messrs. Hughes and Harlingten in consultation with Mr. Ashworth. Mr. Caisey Harlingten is one of our two directors.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete exploration because we do not have enough money, we will cease activities until we raise more money. If we cannot or do not raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but cannot guarantee it. In fact, the probability of finding mineralized material that can be profitably extracted from the land is low.

     We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing. We anticipate starting exploration operation in early 2008, weather permitting.

     If we do not find economically recoverable mineralized material on the property, we will allow the claims to expire subject to the property agreement with Clive Ashworth and we will cease activities.

Competitive Factors

     The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies, an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from our property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the British Columbia Mineral Tenure Act Regulation. This Act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our activities. These regulations will not impact our exploration activities. The only current costs we anticipate at this time are reclamation costs. Reclamation costs are the costs of restoring the property to its original condition should mineralized material not be found. We estimate that it will cost between $3,000 and $9,000 to restore the property to its original condition, should mineralized material not be found. The variance is based upon the number of holes that we drill.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This Code deals with environmental matters relating to the exploration and development of mineral properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration on the property and, if development is warranted, will file final plans of operation before we start any mineral activities. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and determine what will be involved.

     We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business activities in the future.

     Exploration stage companies do not need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the B.C. Inspector of Mines. He will require a bond to be put in place to assure that the property will be restored to its original condition. We have estimated the cost of restoring the property to be between $3,000 to $9,000, depending upon the number of holes drilled.

Subcontractors

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no employees, other than our officers and directors. Mr. Graham R. Hughes is an officer and a director. Mr. Caisey Harlingten is a director. Our officer and directors are part-time employees and will devote about 10% of their time to our operation. Accordingly we have two total employees, no full-time employee and two part-time employees. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans. However, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Messrs Hughes and Harlingten will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who may perform work for us in the future.

Risk Factors

Risks associated with Western Hemisphere Mining Corporation:

     1. Our auditors have issued a going concern opinion reflecting substantial uncertainty as to whether we will be able to continue activities. Accordingly, you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

     2. Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost resulting in a loss of your investment.

     3. Our management has no direct technical training and experience in exploring for minerals and starting and operating mining activities. Consequently, management’s decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Our activities, earnings and ultimate financial success could be irreparably harmed. We may have to suspend or cease activities which will result in the loss of your investment.

     Our management has no technical training and experience in exploring for minerals, and in starting and operating an exploration and development program. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Our activities, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

     4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

     We were incorporated in April 2001 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $419,394. The loss was a result of the mineral property costs, consulting, general and administrative costs, management fees, rent and professional fees. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

     Based upon current plans, we expect to incur operating losses in future periods due to expenses associated with the research and exploration of our mineral properties. Moreover, we may never generate revenues. Failure to generate revenues will cause us to suspend or cease activities.

     5. Because we will have to spend additional funds to determine if we have a reserve, if we can’t raise the money we will have to cease operations and you could lose your investment.

     Even if we complete our current exploration program and successfully identify a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve. Again, if we do not have enough money to continue with our operations, you could lose your investment.

     6. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration activities.

     Our proposed exploration work can only be performed approximately six to seven months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during five to six months of the year. When roads are impassible, we are unable to conduct exploration activities on the property.

     7. Because we are small and do no have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. As a result, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

     9. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment, such as bulldozers and excavators, that we might need for exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

     10. Because Messrs. Graham R. Hughes and Caisey Harlingten have other outside business activities and each will only be devoting 10% of his time, or approximately four hours per week, to our activities, our activities may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Messrs. Graham R. Hughes and Caisey Harlingten, our officers and directors, have other outside business activities and each will be only be devoting 10% of his time, or four hours each per week, to our activities, our activities may be sporadic, occurring at times which are convenient to Messrs. Hughes and Harlingten. As a result, exploration of the property may be periodically interrupted or suspended.

     11. Because title to the property is held in the name of another person, if he transfers the property to someone other than us, we will cease activities.

     Title to the property upon which we intend to conduct exploration activities is not held in our name. It is recorded in Mr. Clive Ashworth’s name. If Mr. Ashworth transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens, we will be harmed in that we will not hold any property rights and we will have to cease activities. We believe if Mr. Ashworth transfers title to a third party, we will not have any claim against Mr. Ashworth. Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money. Accordingly, we have elected not to create the subsidiary, but may do so if mineralized material is discovered on the property.

     12. Because all of our assets and our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

     All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

     13. Because our officers and directors have no formal training in financial accounting and management , and they are responsible for our managerial and organizational structure, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     We have one officer and two directors. One of our directors is also our sole officer. They have no formal training in financial accounting and management, however, they are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When the disclosure and accounting controls referred to above are implemented, they will be responsible for the administration of them. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

     14. Because there is no public trading market for our common stock, you may not be able to resell your stock.

     There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

     15. Because we may issue additional shares of common stock, your investment could be subject to substantial dilution.

     We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. ?

     16. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

     Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities. These requirements include the delivery of a standardized disclosure documents, disclosure and confirmation of quotation prices, disclosure of compensation the broker/dealer receives, and furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

     17. If our officers and directors resign or die without having found replacements, our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have one officer and two directors. One of our directors is also our sole officer. We are entirely dependent upon them to conduct our operations. If they should resign or die, there will be no one to run our company. Further, we do not have key man insurance. Until we find other persons to run our company, operations will be suspended or cease entirely. In that event, you may lose your entire investment.

     18. We may have to deviate from our plan of operation, however, if we do, we will not return any funds to you.

     Mining exploration is speculative. If we are not successful in locating mineralized material, we will have to cease operations or seek another exploration project. Whatever the outcome of our current exploration program, our officers and directors are entrusted with our management for the benefit of our stockholders. Accordingly, our management is bound to act in the best interests of our shareholders. If it is in the shareholders’ best interests to modify a proposed exploration program, expand operations into new areas, or entirely change our business operations, we will do it. If we deviate from our plan of operation, we will not return any funds to you.

     19. One of our officers/directors and a major shareholder together own 95.66% of the outstanding shares. They are able to decide who will be directors and you may not be able to elect any directors.

     Our officers/directors and a major shareholder together own 5,400,000 shares and control us. As a result, they are able to elect all of our directors and control our operations. You may not be able to elect directors or have an influence on our activities.

ITEM 2.      DESCRIPTION OF PROPERTIES

     We do not own any property. In June 2005, we acquired the rights to a mineral property containing three claims known as the Arrow Mineral Claims. We only have the right to explore this property and our right to conduct exploration activity is based upon an oral agreement with Mr. Clive Ashworth. Under this agreement, Mr. Ashworth holds this property in trust for us and will allow us to conduct exploration activity on the property.

     The following is a list of tenure numbers, claims, recording and expiration dates of our claims:

Claim No.	Document Description	Recording	Expiration
507351	Arrow	February 17, 2005	October 28, 2007
507354	Arrow 2	February 17, 2005	October 28, 2007
507348	Arrowroot	February 17, 2005	October 28, 2007

     In order to maintain this claims, Mr. Ashworth must pay a fee of CDN$100 per year per claim or we must perform work on the claims. As long as the fee is paid, no work has to be performed to maintain the claims. Mr. Ashworth will not allow the claim to expire as a result of not renewing or failing to perform work if mineralized material is found. In the event that our exploration program does not find mineralized material, Mr. Ashworth will allow the claims to expire and we will cease activities.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

     On June 30, 2007, we had four shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 5,645,000 shares of common stock outstanding as of September 17, 2007, 5,400,000 shares (95.66%) were issued to our officer and directors, and 245,000 shares were issued to two additional shareholders, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Status of our public offering

     On January 10, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-139266, permitting us to offer up to 10,000,000 shares of common stock at $0.02 per share. There was no underwriter involved in our public offering.

As of September 25, 2007, we have not sold shares of common stock.

Dividend Policy

     We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. As an exploration stage corporation, we are engaged in searching for mineral deposits or reserves which are not in development or production stages.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering, which is in process at this time.

     We require additional cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take and the more thorough our exploration can be. We will not begin exploration until we raise money from our offering. Since we do not know what we will find under the ground, we cannot predict whether we will be successful even if we raise the maximum amount from our public offering. We believe we will need to raise the minimum gross amount in this offering of $65,000, net of offering costs of $35,000, in order to remove uncertainties surrounding our ability to continue as a going concern. Minimum net proceeds $65,000 will allow us to conduct our exploration program. If we find mineralized material, we will proceed to create a development program. Development is defined as the preparation of a commercially mineable deposit or reserve for extraction. If we do not find mineralized material, we will cease operations.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and have determined that it is economical to extract the ore from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves through the use of mining engineers.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we fail to raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

     In the event we complete our exploration program prior to the end of one year, and it is anticipated we will as reflected in the following milestones, and if we find mineralized material, we will spend the balance of the year creating a program for development of the property. If we do not find mineralized material at the conclusion of our exploration program, we will cease operations.

Milestones

     The following are our milestones, weather permitting:

1.	0-90 days after completion of our public offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2.	90-180 days after completion of our public offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will depend upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties.

Time to conduct the core drilling - 90 days.

3.	180-210 days after completion of our public offering. Have an independent third party analyze the samples from the core drilling and determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

     The cost of the subcontractors is included in the cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section - Plan of Operations of our prospectus. All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price increases in services.

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

     In the event we create a wholly owned subsidiary corporation, we estimate the costs to be approximately $10,000: $2,500 for incorporation, $5,000 for an audit, $100 to transfer title to the property, $500 for the registered agent fee, and up to $1,900 for potential taxes. These expenses are predicated upon the discovery of mineralized material. There is no assurance mineralized material will ever be discovered.

Results of Operations
From Inception on April 5, 2001 to June 30, 2007

     We will be exploring one property containing three claims. The property has been staked and we will begin our exploration plan upon completion of our public offering.

     Since inception, our directors have paid all our expenses for staking the property, incorporation, and for legal and accounting expenses. Net cash provided by Mr. Harlingten since inception on April 5, 2001 is $377,083.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from a public offering. We will be able to stay in business for one year if we raise at least $65,000 net proceeds. Whatever money we raise will be applied to the items set forth in the Use of Proceeds section of this report. If we find mineralized material and it is economically feasible to remove it from the ground, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our offering to complete exploration of the property, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others.

     Our sole officer and our directors are willing to commit to loan us money for operations until our public offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely. If we raise the minimum amount of money from our offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

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

     As at June 30, 2007, our total assets were $3,680 and our total liabilities were $427,221.

PART III

ITEM 7. FINANCIAL STATEMENTS.
Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Financial Statements
June 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Western Hemisphere Mining Corporation (An Exploration Stage Company)

We have audited the accompanying balance sheets of Western Hemisphere Mining Corporation (An Exploration Stage Company) as of June 30, 2007 and 2006, and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and accumulated for the period from April 5, 2001 (Date of Inception) to June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Hemisphere Mining Corporation (An Exploration Stage Company) as of June 30, 2007 and 2006, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and for the period from April 5, 2001 (Date of Inception) to June 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has accumulated losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP CHARTERED ACCOUNTANTS Vancouver, Canada September 21, 2007

F-1 -25-

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
	June 30,	June 30,
	2007	2006
	$	$
ASSETS
Current Assets
Cash	3,680	558
Taxes recoverable	–	9,273
Total Assets	3,680	9,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	27,396	19,930
Accrued liabilities	–	1,955
Notes payable (Note 4)	22,250	22,258
Due to related parties (Note 5(a))	377,575	316,324
Total Liabilities	427,221	360,467
Contingencies (Note 1)
Stockholders’ Deficit
Common Stock
Authorized: 100,000,000 common shares, par value $0.00001
Issued and outstanding: 5,645,000 common shares	57	57
Additional Paid-in Capital	12,195	12,195
Accumulated Other Comprehensive Loss	(79,084)	(57,963)
Donated Capital (Notes 5(b) and (c))	62,685	51,031
Deficit Accumulated During the Exploration Stage	(419,394)	(355,956)
Total Stockholders’ Deficit	(423,541)	(350,636)
Total Liabilities and Stockholders’ Deficit	3,680	9,831

The accompanying notes are an integral part of these financial statements.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from
	April 5, 2001	For the	For the
	(Date of Inception) to	Year Ended	Year Ended
	June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses
Consulting	10,994	–	–
Foreign exchange gain	(5,583)	(2,191)	(2,186)
General and administrative	3,233	852	887
Management fees (Note 5(b))	56,987	10,596	10,320
Impairment of mineral property costs (Note 3)	93,686	–	7,184
Mineral property costs	174,748	6,069	4,555
Rent (Note 5(c))	5,699	1,060	1,032
Professional fees	79,630	47,052	12,632
Total Operating Expenses	419,394	63,438	34,424
Net Loss	(419,394)	(63,438)	(34,424)
Other Comprehensive Loss
Foreign currency translation adjustment	(79,084)	(21,121)	(29,869)
Comprehensive Loss	(498,478)	(84,559)	(64,293)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		5,645,000	6,759,000

The accompanying notes are an integral part of these financial statements.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
	Accumulated from	For the	For the
	April 5, 2001 (Date of	Year Ended	Year Ended
	Inception) to June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$

Operating Activities
Net loss for the year	(419,394)	(63,438)	(34,424)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and expenses	62,686	11,655	11,353
Impairment of mineral property costs	93,686	–	7,184
	7,252
Changes in operating assets and liabilities:
Taxes recoverable	2,821	9,745	4,724
Accounts payable and accrued liabilities	30,194	4,396	(2,650)
Due to related parties	112,723	–	11,797
Net Cash Used In Operating Activities	(110,032)	(37,642)	(2,016)
Investing Activities
Acquisition of mineral property	(93,686)	–	(7,184)
Net Cash Used in Investing Activities	(93,686)	–	(7,184)

Financing Activities
Advances from related parties	194,704	45,136	–
Proceeds from issuance of note payable	15,000	–	–
Proceeds from issuance of common stock	5,000	–	–

Net Cash Provided by Financing Activities	214,704	45,136	–
Effect of exchange rate changes on cash	(7,306)	(4,372)	(1,741)
Increase (Decrease) in Cash	3,680	3,122	(10,941)
Cash – Beginning of Period	–	558	11,499
Cash – End of Period	3,680	3,680	558

Non-Cash Investing and Financing Activities

Common shares issued to settle debt	7,250	–	–

Supplemental Disclosures:
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Western Hemisphere Mining Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity
From April 5, 2001 (Date of Inception) to June 30, 2007
(Expressed in U.S. dollars)

						Deficit
				Accumulated		Accumulated
			Additional	Other		During the
	Common Stock		Paid-In	Comprehensive	Donated	Exploration
		Amount	Capital	Loss	Capital	Stage	Total
	#	$	$	$	$	$	$
Balance – April 5, 2001 (Date of Inception)	–	–	–	–	–	–	–
Donated services and expenses	–	–	–	–	2,140	–	2,140
Foreign currency translation	–	–	–	(5)	–	–	(5)
Net loss for the period	–	–	–	–	–	(2,276)	(2,276)
Balance – June 30, 2001	–	–	–	(5)	2,140	(2,276)	(141)
Donated services and expenses	–	–	–	–	8,415	–	8,415
Foreign currency translation	–	–	–	(52)	–	–	(52)
Net loss for the year	–	–	–	–	–	(10,625)	(10,625)
Balance – June 30, 2002	–	–	–	(57)	10,555	(12,901)	(2,403)
Common stock issued for no consideration	5,200,000	52	(52)	–	–	–	–
Donated services and expenses	–	–	–	–	8,737	–	8,737
Foreign currency translation	–	–	–	(4,420)	–	–	(4,420)
Net loss for the year	–	–	–	–	–	(42,510)	(42,510)
Balance – June 30, 2003	5,200,000	52	(52)	(4,477)	19,292	(55,411)	(40,596)
Stock issued for services at $0.00001 per
share	200,000	2	–	–	–	–	2
Common stock issued for no consideration	4,900,000	49	(49)	–	–	–	–
Donated services and expenses	–	–	–	–	9,826	–	9,826
Foreign currency translation	–	–	–	233	–	–	233
Net loss for the year	–	–	–	–	–	(212,786)	(212,786)
Balance – June 30, 2004	10,300,000	103	(101)	(4,244)	29,118	(268,197)	(243,321)

Stock issued for cash at $0.05
per share	100,000	1	4,999	–	–	–	5,000
Stock issued to settle debt at
$0.05 per share	145,000	2	7,248	–	–	–	7,250
Donated services and expenses	–	–	–	–	10,560	–	10,560
Foreign currency translation	–	–	–	(23,850)	–	–	(23,850)
Net loss for the year	–	–	–	–	–	(53,335)	(53,335)
Balance – June 30, 2005	10,545,000	106	12,146	(28,094)	39,678	(321,532)	(297,696)
Cancellation of shares	(4,900,000)	(49)	49	–	–	–	–
Foreign currency translation	–	–	–	(29,869)	–	–	(29,869)
Donated services and expenses	–	–	–	–	11,353	–	11,353

Net loss for the year	–	–	–	–	–	(34,424)	(34,424)
Balance – June 30, 2006	5,645,000	57	12,195	(57,963)	51,031	(355,956)	(350,636)

Foreign currency translation adjustment	–	–	–	(21,121)	–	–	(21,121)
Donated services and expenses	–	–	–	–	11,654	–	11,654
Net loss for the year	–	–	–	–	–	(63,438)	(63,438)
Balance – June 30, 2007	5,645,000	57	12,195	(79,084)	62,685	(419,394)	(423,541)

The accompanying notes are an integral part of these financial statements.

Western Hemisphere Mining Corporation (An Exploration Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

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

The Company has been in the exploration stage since its formation in April 2001 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. At June 30, 2007, the Company has a working capital deficiency of $423,541, and has accumulated losses totalling $419,394. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management intends to proceed with the proposed exploration program with respect to its’ mineral claims in British Columbia and will require proceeds of approximately $100,000. As at June 30, 2007, the Company had cash of $3,680 on hand, and will be required to secure additional funding to proceed with exploration.

On December 12, 2006, the Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission, which was declared effective on January 10, 2007, to offer a minimum of 5,000,000 shares of common stock and a maximum 10,000,000 shares of common stock at a price of $0.02 per share. The offering is expected to raise minimum proceeds of $65,000 and maximum proceeds of $165,000, net of offering costs. As at June 30, 2007, the Company has yet to raise any funds relating to the SB-2.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation
These financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is June 30.

	b)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	c)	Use of Estimates
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

Western Hemisphere Mining Corporation (An Exploration Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Long-lived Assets
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

	e)	Financial Instruments
The fair values of financial instruments, which include cash, taxes recoverable, accounts payable, accrued liabilities, notes payable and amounts due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	f)	Foreign Currency Translation
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

	g)	Taxes Recoverable
The Company qualifies for mineral exploration assistance programs associated with the exploration and development of mineral properties located in Quebec, Canada. Recoverable amounts are offset against deferred exploration and development costs incurred when the Company has complied with the terms and conditions of the program and the recovery is reasonably assured. During the year ended June 30, 2007, the Company did not incur any exploration costs relating to their Quebec properties.

	h)	Income Taxes
The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Western Hemisphere Mining Corporation (An Exploration Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	i)	Mineral Property Costs
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

	j)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and June 30, 2006, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

	k)	Basic and Diluted Net Income (Loss) Per Share
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

	l)	Stock-based Compensation
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

	m)	Recently Adopted Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in fiscal 2006 did not have a material effect on the Company's financial statements.

Western Hemisphere Mining Corporation (An Exploration Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recently Adopted Accounting Pronouncements (continued)
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is did not have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

	n)	Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Western Hemisphere Mining Corporation (An Exploration Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

2.		Summary of Significant Accounting Policies (continued)

	n)	Recently Issued Accounting Pronouncements (continued)
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

On February 15, 2006, the Company acquired a 100% interest in three mineral claims in British Columbia, Canada in consideration of $7,184. The claims are held in trust on behalf of the Company by the seller. In return for delivery of full title, the Company has agreed to pay all costs required to keep the property in good standing with the Province of British Columbia for three years, and to complete a feasibility study within five years. The property is subject to a 5% Net Smelter Royalty that can be reduced to 2.5% upon payment to the seller of $500,000 cash or the equivalent value in common shares of the Company. The Company has recognized an impairment loss of $7,185 of mineral property acquisition costs, as it has not yet been determined whether there are proven or probable reserves on the property.

4.		Notes Payable

As at June 30, 2007, the Company had outstanding notes payable of $22,250 (2006 - $22,258). These notes are unsecured, non-interest bearing, and due on demand.

5.		Related Party Transactions / Balances

As at June 30, 2007, the Company was indebted to the President for $492 (2006 - $268), and a significant shareholder of the Company for $377,083 (2006 - $316,056) for cash funding of operations. These amounts are non-interest bearing, unsecured, and due on demand.

During the year ended June 30, 2007, management services with a fair value of $10,594 (2006 - $9,921) was contributed by the President of the Company. The amount was charged to operations and treated as donated capital.

During the year ended June 30, 2007, rent with a fair value of $1,060 (2006 - $1,432) was contributed by the President of the Company. The amount was charged to operations and treated as donated capital for the use of the Company’s head office, which is provided at no cost by the President.

Western Hemisphere Mining Corporation (An Exploration Stage Company) Notes to the Financial Statements (Expressed in U.S. dollars)

6.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $356,700 available to offset taxable income in future years which expires beginning in fiscal 2021. Pursuant to SFAS 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30,	June 30,
	2007	2006
	$	$
Income tax recovery at statutory rate	(22,203)	(12,048)
Permanent differences	4,079	3,974
Temporary differences	–	–
Valuation allowance change	18,124	8,074
Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at June 30, 2007 and 2006 are as follows:

	June 30,	June 30,
	2007	2006
	$	$
Net operating loss carryforward	124,800	106,700
Valuation allowance	(124,800)	(106,700)
Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our fiscal year end is June 30. Our financial statements for the period from inception to June 30, 2007, included in this report, have been audited by Manning Elliott LLP, Chartered Accountants, 701 West Georgia Street, Suite 1400, Vancouver, British Columbia V7Y 1C6. Their report is given upon their authority as experts in accounting and auditing.

ITEM 8A.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors serve until their successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held

Graham R. Hughes	58	President, Principal Executive Officer, Secretary, Treasurer,
4861 Cambridge St.		Principal Financial Officer, Principal Accounting Officer and
Burnaby, BC		Director
Canada V5C 1H9

Caisey Harlingten	59	Director
136 St. Christopher St.
Valletta, Malta

     Directors serve until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. The persons name above are expected to hold their positions until the next annual meeting of our shareholders.

Background of officers and directors

     Since April 5, 2001, Mr. Hughes has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and a director. From November 2001 to March 2005, Mr. Hughes was Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director of Regma Biotechnologies Ltd. Since September 1995, Mr. Hughes has been a Financial Management Instructor at the British Columbia Institute of Technology (BCIT), Vancouver BC, Canada.

     Since April 5, 2001, Mr. Harlingten has been a member of the Board of Directors. From November 2001 to March 2005, Mr. Harlingten was the Chairman of the Board of Directors of Regma Biotechnologies Ltd. From January 2000 to March 2005, Mr Harlingten was Chairman of the Board of Directors of Regma Bio Technologies Ltd, the Company’s UK subsidiary corporation, located at London UK and Porton Down Science Park, UK. Regma Bio Technologies Ltd. is engaged in the research and development of novel therapeutic agents against infectious diseases. From January 1995 to December 1998, Mr. Harlingten was founder of Nanovation Technologies Inc., Delaware, formerly Integrated Optics Inc., which was engaged in the business of nanotechnology research and development. Mr. Harlingten’s duties at Nanovation Technologies Inc. were financial investment management. From January 1998 to March 2000, Mr. Harlingten was Founder and Chairman of Phage Therapeutics Inc., a company located in Bothell, Washington, which was engaged in the business of bacteriophage product research and development. Mr. Harlingten’s duties at Phage Therapeutics Inc. were those of Chairman of the Board of Directors.

Conflicts of Interest

     The only conflict that we foresee is that Messrs Hughes and Harlingten, our officers and directors, will devote time to projects that do not involve us.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. This is because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers during the last three completed fiscal years. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2007. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. Our fiscal year end is June 30.

Executive Officer Compensation Table

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonqual-
							Non-Equity	ified
							Incentive	Deferred	All
							Plan	Compen-	Other
					Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary		Bonus Awards Awards			sation	Earnings	sation	Totals
Position	Year	($)		($)	($)	($)	(S)	($)	($)	($)
Graham R. Hughes	2007		0	0	0	0	0	0	0	0
President, Secretary,	2006		0	0	0	0	0	0	0	0
Treasurer	2005		0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Graham R. Hughes	0	0	0	0	0	0	0
Caisey Harlingten	0	0	0	0	0	0	0

     All compensation received by the officer and directors has been disclosed. We do not anticipate paying any salaries at any time in 2008. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

      There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein. To date, we have not entered into employment contracts with our officer and do not intend to enter into any employment contracts until we have adequate funds to do so.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the office or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholders listed below have direct ownership of their shares and possess voting and dispositive power with respect to the shares.

		Percentage of
		Ownership
	Number of	After the Offering
Name and Address	Shares	Assuming all of the
Beneficial Ownership [1]	Outstanding	Shares are Sold

Graham R. Hughes	300,000	5.31%

Caisey Harlingten	5,100,000	90.35%

All Officers and Directors as a	5,400,000	95.66%
Group (2 Persons)

[1]	The persons named above are "promoters" as defined in the Securities Exchange Act of 1934. Mr. Hughes and Mr. Harlingten are our only "promoters.”

Future Sales by Existing Stockholders

     A total of 5,645,000 shares of common stock are issued and outstanding. The 5,645,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     Shares purchased in our offering, which will be immediately resalable, and sales of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     A total of 5,400,000 shares of our stock are currently owned by our officer and directors. They will likely sell a portion of their stock if the market price goes above $0.02. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We issued 5,400,000 shares of common stock to Messrs. Hughes and Harlingten, our directors in June 2001 and June 2003, in consideration of $54.00. Mr. Hughes allows us to use a portion of his home as our office on a rent free basis.

     As at September 30, 2007, $269 is owed to Mr. Hughes, our president, for money advanced to us by him, and $313,714 is owned to Mr. Harlingten, one of our directors, for money advanced to us by him. The foregoing loans are oral and not evidenced by any written documentation. The amounts are unsecured and bear no interest with no specific terms of repayment.

     On January 10, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-139266, permitting us to offer up to 10,000,000 shares of common stock at $0.02 per share. There was no underwriter involved in our public offering.

As of September, 2007, we have not sold shares of common stock.

PART IV

ITEM 13.     EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-139266 on Dec. 12, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	12-12-06	3.1

3.2	Bylaws.	SB-2	12-12-06	3.2

4.1	Specimen Stock Certificate.	SB-2	12-12-06	4.1

10.1	Trust Agreement	SB-2	12-12-06	10.1

14.1	Code of Ethics.			14.1	X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Subscription Agreement	SB-2	12-12-06	99.1

99.2	Audit Committee Charter.			99.2	X

99.3	Disclosure Committee Charter.			99.3	X

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$ 24,000	Manning Elliott LLP, Chartered Accountant
2006	$ nil	Manning Elliott LLP, Chartered Accountant

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$ nil	Manning Elliott LLP, Chartered Accountant
2006	$ nil	Manning Elliott LLP, Chartered Accountant

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$ nil	Manning Elliott LLP, Chartered Accountant
2006	$ nil	Manning Elliott LLP, Chartered Accountant

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$ nil	Manning Elliott LLP, Chartered Accountant
2006	$ nil	Manning Elliott LLP, Chartered Accountant

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 28th day of September, 2007.

WESTERN HEMISPHERE MINING
CORPORATION

BY: GRAHAM HUGHES
       Graham R. Hughes, President, Principal Executive
       Officer, Secretary, Treasurer, Principal Financial
       Officer and Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

GRAHAM HUGHES	President, Principal Executive Officer, Treasurer,	September 28, 2007
Graham R. Hughes	Principal Financial Officer, Secretary, Principal
Accounting Officer and a Member of the Board
of Directors

CAISEY HARLINGTEN	Member of the Board of Directors	September 28, 2007
Caisey Harlingten

EXHIBIT INDEX

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	12-12-06	3.1

3.2	Bylaws.	SB-2	12-12-06	3.2

4.1	Specimen Stock Certificate.	SB-2	12-12-06	4.1

10.1	Trust Agreement	SB-2	12-12-06	10.1

14.1	Code of Ethics.			14.1	X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Subscription Agreement	SB-2	12-12-06	99.1

99.2	Audit Committee Charter.			99.2	X

99.3	Disclosure Committee Charter.			99.3	X